Form 10-K/A
period 2001-12-31
WELLS FARGO ASSET SEC CORP MOR PASS THR CERT SER 2001-13
filed 2002-12-18
CIK 1141389

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

  (Mark one)

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 2001


      OR

  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


       Commission File Number:  333-48720-16

         Wells Fargo Asset Securities Corporation
         Mortgage Pass-Through Certificates
         Series 2001-13
         (Exact name of registrant as specified in its charter)



   New York                                        52-2332859
                                                   52-2332858
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                   Identification No.)


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  March 26, 2002 on behalf of Wells Fargo Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2001-13 established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller, Wells Fargo Bank Minnesota N.A. as Master Servicer, and First Union National Bank as Trustee pursuant to which Wells Fargo Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 2001-13 registered under the Securities Act of 1933 (the "Certificates") were issued.


  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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


    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.




       a) Huntington Mtg Co, as Servicer <F1>
       b) U.S. Bank Home Mortgage, as Servicer <F1>
       c) Washington Mutual Bank, F.A., as Servicer <F1>


    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.




       a) Huntington Mtg Co, as Servicer <F1>
       b) U.S. Bank Home Mortgage, as Servicer <F1>
       c) Washington Mutual Bank, F.A., as Servicer <F1>


    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On November 07, 2001, December 07, 2001, and January 10, 2002 reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates. No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.





   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.
  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Wells Fargo Asset Securities Corporation
    Mortgage Pass-Through Certificates
    Series 2001-13
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Master Servicer

  By:   Christine A. Tincher, Vice President

  By: /s/  Christine A. Tincher, Vice President

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Christine A. Tincher, certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Wells Fargo Asset Securities Corporation Mortgage Pass-Through Certificates Series 2001-13.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002

      Christine A. Tincher
      ________________________
      [Signature]

      Vice President
      ________________________
      [Title]


  Exhibit Index

  Exhibit No.

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


  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.




     a) Huntington Mtg Co, as Servicer <F1>
     b) U.S. Bank Home Mortgage, as Servicer <F1>
     c) Washington Mutual Bank, F.A., as Servicer <F1>


  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.




     a) Huntington Mtg Co, as Servicer <F1>
     b) U.S. Bank Home Mortgage, as Servicer <F1>
     c) Washington Mutual Bank, F.A., as Servicer <F1>


  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.


EX 99.1 (a)

ERNST&YOUNG (LOGO)
Ernst & Young LLP
1100 Huntington Center
41 South High Street
Columbus, Ohio 43215
Phone: (614) 224-5678
Fax: (614) 222-3939
www.ey.com


Report of Independent Accountants

Board of Directors
The Huntington Mortgage Company

We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2001. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements.

In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2001 is fairly stated, in all material respects.

This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

March 8, 2002

Ernst & Young LLP is a member of Ernst & Young International, Ltd


EX 99.1 (b)

PRICEWATERHOUSECOOPERS   (logo)

PricewaterhouseCoopers LLP
650 Third Avenue South
Suite 1300
Minneapolis MN 55402
Telephone (612) 596 6000
Facsimile (612) 373 7160

Report of Independent Accountants

To the Board of Directors and Shareholder of U.S. Bank, N.A.


We have examined management's assertion about U.S. Bank, N.A (including
U.S. Bank Home Mortgage) (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2001, included in the accompanying management assertion
(see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


March 15, 2002


EX 99.1 (c)

Deloitte
& Touche   (logo)

Deloitte & Touche LLP
Suite 4500
700 Fifth Avenue
Seattle, Washington 98104-5044

Tel: (206) 292-1800
Fax: (206) 343-7809
www.us.deloitte.com

INDEPENDENT ACCOUNTANTS' REPORT ON COMEPLIANCE WITH UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS

Audit Committee of the Board of Directors
Washington Mutual, Inc.
Seattle, Washington


We have examined management's assertion about Washington Mutual, Inc.'s
(the Company) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2001, included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2001, is fairly stated, in all material respects.


March 6, 2002

Deloitte
Touche
Tohmatsu  (logo)


EX 99.2 (a)

Report of Management

Huntington
Mortgage
Company (LOGO)

We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2001, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP. As of and for this same period, HMC had in effect a fidelity bond in the amount of $50,000,000 and an errors and omissions policy in the amount of $10,000,000.

Thomas J. Finnegan III
President and Chief Executive Officer

Irving A. Adler
Senior Vice President

March 8, 2002


EX 99.2 (b)

US BANK   (logo)
Five Star Service Guaranteed

Home Mortgage
Administrative Services
1550 East 79th Street, Suite 450
Bloomington, MN 55425


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 15, 2002

As of and for the year ended December 31, 2001, U.S. Bank, N.A and its subsidiaries (including U.S. Bank Home Mortgage) (the "Company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $100,000,000 and $25,000,000 respectively.

Dan Arrigoni
President and Chief Executive Officer
U.S. Bank Home Mortgage

Rick Aneshansel
Chief Financial Officer
U.S. Bank Home Mortgage

Michael L. Norris
Senior Vice President, Mortgage Servicing
U.S. Bank Home Mortgage


EX 99.2 (c)

Washington Mutual  (logo)

As of and for the year ended December 31, 2001, Washington Mutual, Inc.
(the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amounts of $110 million and $25 million, respectively.

Craig S. Davis
President
Home Loans & Insurance Services Group

Anthony T. Meola
Executive Vice President
Home Loans & Insurance Services Group

March 6, 2002


EX 99.3 (a)

Huntington
Mortgage
Company (LOGO)

The Huntington Mortgage Company
7575 Huntington Park Drive
Columbus, Ohio 43235

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:

(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified By:

Officer

Title

Date

A subsidiary of The Huntington National Bank


EX 99.3 (b)

Wells Fargo Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD 21044-3562
Attention: Master Servicing

RE: Officer's Certificate

Dear Master Servicer:

The undersigned Officer certifies the following for the 2001 fiscal year:


(A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

(D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy
(if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

(E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

(F) All Custodial Accounts have been reconciled and are properly funded; and

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

Renee T. Mueller
Officer

Vice President
Title

3/28/02
Date


EX 99.3 (c)

Washington Mutual   (logo)

P.O. Box 1093
Northridge, CA 91328-1093

Officer's Certificate

The undersigned Officer certifies the following for the 2001 fiscal year:


A. I have reviewed the activities and performances of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of this Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year.

B. I have Confirmed that the Servicer is currently an approved FNMA of FHLMC Servicer in good standing:

C. I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect:

D. All premiums for each Hazard Insurance policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgage Property, have been paid and that all such insurance policies are in full force and effect:

E. All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property have been paid. All Custodial Accounts have been reconciled and are properly funded: and

F. All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, Respectively, have been prepared and filed.

Certified By:

John Mac Lean

Vice President
Title

March 25, 2002
Date